Form 10QSB
period 2000-08-31
INFORMATION LINK CORP
filed 2000-10-16
CIK 1103714

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: August 31, 2000
Commission file no.:  000-30025

                             INFORMATION LINK CORP.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                        65-0963633
------------------------------------               -----------------------
(State or other jurisdiction of                     (I.R.S.Employer
incorporation or organization)                      Identification No.)

222 Lakeview Avenue, Suite 160-436
West Palm Beach, FL                                         33401
------------------------------------------          -----------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:  (561) 659-6530


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

                  Yes  X       No
                                --- ---

As of August 31, 2000, there are 6,000,000 shares of voting stock of the registrant issued and outstanding.

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

                                                Dorra Shaw & Dugan
                                           Certified Public Accountants


ACCOUNTANTS' REVIEW REPORT


                     The Board of Directors and Stockholders

Information Link Corp.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Information Link Corp. (a Florida corporation and a development stage company) as of August 31, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period December 1, 1999 to August 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Information Link Corp.

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


/s/ Dorra Dugan & Shaw
Certified Public Accountants
July 12, 2000



                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 822-9955
                              Website: dsd-cpa.com

INFORMATION LINK CORP.
(A Development Stage Company)

BALANCE SHEET





August 31,                                                                       2000
------------------------------------------------------------------------------ --------------
ASSETS

Current Assets:
     Cash                                                                       $      5,225
---- ------------------------------------------------------------------------- --------------

TOTAL CURRENT ASSETS                                                                   5,225
------------------------------------------------------------------------------ --------------

                                                                                $      5,225
---- ------------------------------------------------------------------------- --------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $      2,000
---- ------------------------------------------------------------------------- --------------

TOTAL CURRENT LIABILITIES                                                              2,000
------------------------------------------------------------------------------ --------------

                                                                                       2,000
---- ------------------------------------------------------------------------- --------------

STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           6,000,000 shares issued and outstanding                                       600
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                -
     Additional paid-in-capital                                                       11,900
     Deficit accumulated during the developmental stage                               (9,275)
---- ------------------------------------------------------------------------- --------------

TOTAL STOCKHOLDERS' EQUITY                                                             3,225
------------------------------------------------------------------------------ --------------

                                                                                $      5,225
---- ------------------------------------------------------------------------- --------------




     The accompanying notes are an integral part of the financial statements

INFORMATION LINK CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
    ACCUMULATED DURING THE DEVELOPMENTAL STAGE




For the period December 1, 1999 to August 31,                              2000
-------------------------------------------------------------- ----------------
Revenues                                                        $             -
-------------------------------------------------------------- ----------------


Operating expenses:
    Professional fees                                                     6,500
    Taxes and licenses                                                      150
    Office                                                                   95
    Bank charges                                                             30

--- ---------------------------------------------------------- ----------------

Total operating expenses                                                  6,775

--- ---------------------------------------------------------- ----------------

Loss before income taxes                                                 (6,775)
    Income taxes                                                              -
--- ---------------------------------------------------------- ----------------

Net loss                                                                 (6,775)

Deficit accumulated during the
         development stage - December 1, 1999                   $        (2,500)
-------------------------------------------------------------- ----------------

Deficit accumulated during the
         development stage - August 31, 2000                    $        (9,275)
-------------------------------------------------------------- ----------------

Net loss per share                                                       (0.001)
-------------------------------------------------------------- ----------------




     The accompanying notes are an integral part of the financial statements

INFORMATION LINK CORP.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                           Additional
                                     Number of   Preferred   Common   Paid - In   Deficit
                                        Shares     Stock      Stock    Capital   Accumulated   Total
--- ------------------------------- ----------- ---------- --------- ---------- ------------ -------------
Beginning balance:

    March 15,1996 - Services         3,000,000  $       -  $    300  $   1,200  $        -   $      1,500
    March 15,1996                    2,500,000          -       250        750           -          1,000
    (Date of Inception)


Issuance of Common Stock:

    February 25, 2000                  500,000          -        50      9,950           -         10,000


Deficit accumulated during
    the development stage                    -          -         -          -       (9,275)       (9,275)
--- ------------------------------- ----------- ---------- --------- ---------- ------------- ------------


Balance - August 31, 2000            6,000,000  $       -  $    600  $  11,900  $    (9,275)  $     3,225
----------------------------------- ----------- ---------- --------- ---------- ------------- ------------




     The accompanying notes are an integral part of the financial statements

INFORMATION LINK CORP.
(A Development Stage Company)

Statement of Cash Flows





For the period December 1, 1999 to August 31,                        2000
-----------------------------------------------------------------   ------------
Operating Activities:

        Net loss                                                    $    (6,775)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
             Increase in:
                 Accrued expenses                                         2,000
---- --- --- --- ------------------------------------------------   ------------

Net cash provided by operating activities
                                                                         (4,775)
-----------------------------------------------------------------   ------------

Financing activities:
     Issuance of Common Stock                                            10,000
---- ------------------------------------------------------------   ------------

Net cash provided by financing activities                                10,000
-----------------------------------------------------------------   ------------

Net increase in cash                                                      5,225
-----------------------------------------------------------------   ------------

 Cash - August 31, 2000                                             $     5,225
-----------------------------------------------------------------   ------------




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

Interim Financial Statements

The August 31, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

INFORMATION LINK CORP.
NOTES TO FINANCIAL STATEMENTS


Note B - Stockholders' Equity:


On March 15, 1996, the Company issued 5,500,000 shares of common stock for $1,500 cash and the fair market value of services, valued at $1,000, rendered by its initial stockholders. On February 25, 2000 the company issued a total 500,000 additional shares of common stock for the sum of $10,000.

The $6,500 in  professional  fees  includes  the costs and expenses of legal and
accounting   service   associated   with  the  preparation  and  filing  of  the
registration statement.

At August 31, 2000, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of August 31, 2000.


Note C - Income Taxes:


The Company has a net operating loss carry forward of $6,775 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative as of August 31, 2000 is $1,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,000, as the Company has no history of profitable operations.


Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through August 31, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending August 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended August 31, 2000.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                   INFORMATION LINK CORP.
                                            (Registrant)

Date: October 15, 2000             BY:  /s/ Stacey Wolfgang
                                   ------------------------------
                                       Stacey Wolfgang, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                 Signature                          Title

October 15, 2000     BY:/s/ Stacey Wolfgang
                     -------------------------
                     Stacey Wolfgang                 President,  Secretary,
                                                     Treasurer, Director