Form 10QSB
period 2001-02-28
INFORMATION LINK CORP
filed 2001-04-16
CIK 1103714

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2001
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

           As of February 28, 2001, there are 6,000,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.              Financial Statements





                             INFORMATION LINK CORP.

                              FINANCIAL STATEMENTS

                             AS OF FEBRUARY 28, 2001

INFORMATION LINK CORP.


TABLE OF CONTENTS








Accountants' Review Report                                               F-1

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

Notes to Financial Statements                                            F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants


ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
Information Link Corp.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Information Link Corp. (a Florida corporation and a development stage company) as of February 28, 2001, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Information Link Corp.

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



/s/ Dorra Shaw & Dugan
Certified Public Accountants
April 14, 2001



                       270 South County Road * Palm Beach,
             FL 33480 Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

INFORMATION LINK CORP.
(A Development Stage Company)

BALANCE SHEET



February 28,                                                                             2001
------------------------------------------------------------------------------  ---------------
ASSETS

Current Assets:
     Cash                                                                       $         694
------------------------------------------------------------------------------  ---------------

TOTAL CURRENT ASSETS                                                                      694
------------------------------------------------------------------------------  ---------------

                                                                                $         694
------------------------------------------------------------------------------  ---------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $           -
------------------------------------------------------------------------------  ---------------

TOTAL CURRENT LIABILITIES                                                                   -
------------------------------------------------------------------------------  ---------------

                                                                                            -
------------------------------------------------------------------------------  ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           6,000,000 shares issued and outstanding                                        600
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                 -
     Additional paid-in-capital                                                        11,900
     Deficit accumulated during the developmental stage                               (11,806)
------------------------------------------------------------------------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                694
------------------------------------------------------------------------------  ---------------

                                                                                $         694
------------------------------------------------------------------------------  ---------------


     The accompanying notes are an integral part of the financial statements

INFORMATION LINK CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENTAL STAGE




For the three months ended February 28,                                         2001
---------------------------------------------------------------------------- ----------------
Revenues                                                                     $              -
---------------------------------------------------------------------------- ----------------


Operating expenses:
    Professional fees                                                                   2,500
    Bank charges                                                                           31

---------------------------------------------------------------------------- ----------------

Total operating expenses                                                                2,531
---------------------------------------------------------------------------- ----------------

Loss before income taxes                                                               (2,531)
    Income taxes                                                                            -
---------------------------------------------------------------------------- ----------------

Net loss                                                                               (2,531)

Deficit accumulated during the
         development stage - December 1, 2000                                          (9,275)
---------------------------------------------------------------------------- ----------------

Deficit accumulated during the
         development stage - February 28, 2001                               $        (11,806)
---------------------------------------------------------------------------- ----------------

Net loss per share                                                                     (0.000)
---------------------------------------------------------------------------- ----------------

Weighted average shares of
         common stock                                                               6,000,000
---------------------------------------------------------------------------- ----------------



     The accompanying notes are an integral part of the financial statements

INFORMATION LINK CORP.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                  Additional
                                              Number of   Preferred    Common     Paid - In       Deficit
                                                 Shares   Stock         Stock      Capital      Accumulated     Total
------------------------------------------- -----------   ---------   --------  ------------   -------------  --------------
Beginning balance:

    March 15,1996 - Services                  3,000,000   $       -   $    300  $    1,200     $           -  $       1,500
    March 15,1996                             2,500,000           -        250         750                 -           1,000
  (Date of Inception)

Issuance of Common Stock:

   February 25, 2000                            500,000           -         50       9,950                 -          10,000

Deficit accumulated during
   the development stage                              -           -          -           -           (11,806)        (11,806)
------------------------------------------- -----------   ---------   --------  ------------   --------------- ---------------

Balance - February 28, 2001                   6,000,000   $       -   $    600  $   11,900     $     (11,806)  $         694
------------------------------------------- -----------   ---------   --------  ------------   --------------- ---------------




     The accompanying notes are an integral part of the financial statements

INFORMATION LINK CORP.
(A Development Stage Company)

Statement of Cash Flows



For the three months ended February 28,                                            2001
------------------------------------------------------------------------------- -------------
Operating Activities:

     Net loss                                                                   $     (2,531)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:
               Decrease in:
                   Accrued expenses                                                   (1,500)
--------- ---- ---------------------------------------------------------------- -------------


Net cash used by operating activities                                                 (4,031)
------------------------------------------------------------------------------- -------------


Net decrease in cash                                                                  (4,031)
------------------------------------------------------------------------------- -------------


 Cash - December 1, 2000                                                               4,725
------------------------------------------------------------------------------- -------------


 Cash - February 28, 2001                                                       $        694
------------------------------------------------------------------------------- -------------



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

Interim Financial Statements

The February 28, 2001 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

INFORMATION LINK CORP.
NOTES TO FINANCIAL STATEMENTS

Note B - Stockholders' Equity:

On March 15, 1996, the Company issued 5,500,000 shares of common stock for $1,500 cash and the fair market value of services, valued at $1,000, rendered by its initial stockholders. On February 25, 2000 the company issued a total 500,000 additional shares of common stock for the sum of $10,000.


Note B - Stockholders' Equity:

The $2,500 in  professional  fees  includes  the costs and expenses of legal and
accounting   service   associated   with  the  preparation  and  filing  of  the
registration statement.

At February 28, 2001, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of February 28, 2001.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $9,306 that may be offset against future taxable income. If not used, the carry forward will expire in 2021.

The amount recorded as deferred tax assets, cumulative as of February 28, 2001 is $1,400, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,400, as the Company has no history of profitable operations.

Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through February 28, 2001. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

           None.

Item 3. Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the quarter ending February 28, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

           None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Exhibit Name
-----------    -----------------------------
3(i).1         Articles of Incorporation of Eye Spy Franchise Corp. filed March 15, 1996.

3(i).2         Articles of Amendment to Articles of Incorporation of Eye Spy Franchise Corp. filed
               December 5, 1999, changing its name to INFORMATION LINK CORP.

3(ii).1        By-laws
-------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB and subsequent amendments filed thereto.



     (b) No Reports on Form 8-K were filed during the quarter ended February 28, 2001.

                                   Signatures
                               ==================



           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                INFORMATION LINK CORP.
                                          (Registrant)

Date: April 16, 2001            BY:  /s/ Stacey Wolfgang
                                ------------------------------------
                                Stacey Wolfgang, President

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                 Signature                                Title

April 16, 2001       BY:/s/ Stacey Wolfgang
                     -------------------------
                     Stacey Wolfgang                      President, Secretary,
                                                            Treasurer, Director