Form 10QSB
period 2001-05-31
INFORMATION LINK CORP
filed 2001-07-19
CIK 1103714

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2001
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

           As of May 31, 2001, there are 6,000,000 shares of voting stock of the registrant issued and outstanding.

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

Notes to Financial Statements                                              F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants



ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Information Link Corp.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Information Link Corp. (a Florida corporation and a development stage company) as of May 31, 2001, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Information Link Corp.

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




Certified Public Accountants
July 12, 2001


                             270 South County Road *
                        Palm Beach, FL 33480 F1 Telephone
                       (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

INFORMATION LINK CORP.
(A Development Stage Company)

BALANCE SHEET



May 31,                                                                           2001
------------------------------------------------------------------------------  ---------------
ASSETS

Current Assets:
     Cash                                                                       $           646
------------------------------------------------------------------------------  ---------------

TOTAL CURRENT ASSETS                                                                        646
------------------------------------------------------------------------------  ---------------

                                                                                $           646
------------------------------------------------------------------------------  ---------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $             -
------------------------------------------------------------------------------  ---------------

TOTAL CURRENT LIABILITIES                                                                     -
------------------------------------------------------------------------------  ---------------

                                                                                              -
------------------------------------------------------------------------------  ---------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           6,000,000 shares issued and outstanding                                          600
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                   -
     Additional paid-in-capital                                                          11,900
     Deficit accumulated during the developmental stage                                 (11,854)
------------------------------------------------------------------------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                  646
------------------------------------------------------------------------------  ---------------

                                                                                $           646
------------------------------------------------------------------------------  ---------------



                 See Accompanying Notes to Financial Statements

INFORMATION LINK CORP.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENTAL STAGE




For the six months ended May 31,                                                2001
---------------------------------------------------------------------------- -------------
Revenues                                                                     $           -
---------------------------------------------------------------------------- -------------


Operating expenses:
    Professional fees                                                                2,500
    Bank charges                                                                        79

---------------------------------------------------------------------------- -------------

Total operating expenses                                                             2,579
---------------------------------------------------------------------------- -------------

Loss before income taxes                                                            (2,579)
    Income taxes                                                                         -
---------------------------------------------------------------------------- -------------

Net loss                                                                            (2,579)

Deficit accumulated during the
         development stage - December 1, 2000                                       (9,275)
---------------------------------------------------------------------------- -------------

Deficit accumulated during the
         development stage - May 31, 2001                                    $     (11,854)
---------------------------------------------------------------------------- -------------

Net loss per share                                                                  (0.000)
---------------------------------------------------------------------------- -------------


Weighted average shares of common stock                                          6,000,000
---------------------------------------------------------------------------- -------------





                 See Accompanying Notes to Financial Statements

INFORMATION LINK CORP.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                Additional
                                             Number of   Preferred      Common   Paid - In      Deficit
                                               Shares      Stock         Stock    Capital     Accumulated     Total
------------------------------------------- ----------- ----------- ----------- ------------ ------------- -------------
Beginning balance:

    March 15,1996 - Services                 3,000,000  $        -  $      300  $     1,200  $             $      1,500
    March 15,1996                            2,500,000           -         250          750              -        1,000
    (Date of Inception)


Issuance of Common Stock:

    February 25, 2000                          500,000           -          50        9,950              -       10,000

Deficit accumulated during
the development stage                                -           -           -            -        (11,854)     (11,854)
------------------------------------------- ----------- ----------- ----------- ------------ -------------- ------------


Balance - May 31, 2001                       6,000,000  $        -  $      600   $   11,900  $     (11,854) $       646
------------------------------------------- ----------- ----------- ----------- ------------ ------------- -------------







                 See Accompanying Notes to Financial Statements

INFORMATION LINK CORP.
(A Development Stage Company)

Statement of Cash Flows





For the six months ended May 31,                                         2001
------------------------------------------------------------------ -----------------
Operating Activities:

     Net loss                                                      $          (2,579)
     Adjustments to reconcile net loss to net cash
          provided by operating activities:
               Decrease in:
                   Accrued expenses                                           (1,500)
--------- ---- --------------------------------------------------- -----------------


Net cash used by operating activities                                         (4,079)
------------------------------------------------------------------ -----------------


Net decrease in cash                                                          (4,079)
------------------------------------------------------------------ -----------------


 Cash - December 1, 2000                                                       4,725
------------------------------------------------------------------ -----------------


 Cash - May 31, 2001                                               $             646
------------------------------------------------------------------ -----------------






                 See Accompanying Notes to Financial Statements

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

Interim Financial Statements

The May 31, 2001 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

On March 15, 1996, the Company issued 5,500,000 shares of common stock for $1,500 cash and the fair market value of services, valued at $1,000, rendered by its initial stockholders. On February 25, 2000 the company issued a total 500,000 additional shares of common stock for the sum of $10,000.

INFORMATION LINK CORP.
NOTES TO FINANCIAL STATEMENTS

Note B - Stockholders' Equity:

The $2,500 in  professional  fees  includes  the costs and expenses of legal and
accounting   service   associated   with  the  preparation  and  filing  of  the
registration statement.

At May 31, 2001, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 6,000,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of May 31, 2001.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $9,354 that may be offset against future taxable income. If not used, the carry forward will expire in 2021.

The amount recorded as deferred tax assets, cumulative as of May 31, 2001 is $1,400, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,400, as the Company has no history of profitable operations.

Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through May 31, 2001. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

           None.

Item 3. Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending May 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

           None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.          Exhibit Name
---------------      -----------------------------------
3(i).1               Articles of Incorporation of Eye Spy Franchise Corp. filed March 15, 1996. (1)

3(i).2               Articles of Amendment to Articles of Incorporation of Eye Spy Franchise Corp. filed
                     December 5, 1999, changing its name to INFORMATION LINK CORP. (1)

3(ii).1              By-laws (1)
-------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB and subsequent amendments filed thereto.



     (b) No Reports on Form 8-K were filed during the quarter ended May 31, 2001.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    INFORMATION LINK CORP.
                                         (Registrant)

Date: July 19, 2001             BY:  /s/ Stacey Wolfgang
                                ------------------------------------
                                           Stacey Wolfgang, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                     Signature                                  Title

July 19, 2001            BY:/s/ Stacey Wolfgang            President, Secretary,
                         ------------------------          Treasurer, Director
                         Stacey Wolfgang